Form 10-Q
period 1995-09-30
OPTIFUND INC
filed 1995-11-20
CIK 819201

SECURITIES AND EXCHANGE COMMISSION

                 Washington,  D.C.  20549

                         Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For Quarter Ended:               September 30, 1995

Commission File Number:    33-15750-LA


                      OPTIFUND, INC.
(Exact name of registrant as specified in its charter)

        Arizona                       86-0259995
(State of incorporation)           (I.R.S. Employer
                                   Identification No.)

3720 East Mountain View, Phoenix, Arizona    85028
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:
(602) 996-0800


    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]                      No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    5,510,005 shares of Class A Common Stock, no par value, as of September 30, 1995.

                       OPTIFUND, INC. AND SUBSIDIARY

                                 FORM 10-Q


Table of Contents



PART I   FINANCIAL INFORMATION                      Page

   Item 1.   Financial Statements

        A.   Consolidated Balance Sheets              3

        B.   Consolidated Statements of               4
             Operations

        C.   Consolidated Statements of               5
             Cash Flows

        D.   Notes to Consolidated Financial          6
             Statements

   Item 2.   Management's Discussion and Analysis     7
             of Financial Condition and Results
             of Operations

PART II  OTHER INFORMATION                            10


SIGNATURES                                            11

                     OPTIFUND, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                              September 30,  September 30,
                                  1995           1994
                              ____________________________

		      ASSETS
CURRENT ASSETS:
 Cash                         $     1,465     $       891
                              ___________     ___________
 Total Current Assets         $     1,465     $       891

		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Accrued expenses and other
          Liabilities         $     2,000     $    28,931
                              ___________     ___________
 Total Current Liabilities    $     2,000     $    28,931

STOCKHOLDERS EQUITY:
 Common Stock                   2,464,734       2,444,734
 Accumulated Deficit           (2,465,269)     (2,472,774)
                              ___________     ___________
TOTAL STOCKHOLDERS EQUITY     $      (535)    $   (28,040)

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY           $     1,465     $       891

See notes to consolidated Financial Statements.


                      OPTIFUND, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                      Three Months Ended
                                          September 30,
                                  ___________________________
                                      1995            1994
REVENUES                          $       -0-     $       -0-

EXPENSES
  Selling, general and
    administrative expenses       $     1,786     $     2,912
                                  ___________     ___________

NET INCOME OR (LOSS)              $    (1,786)    $    (2,912)
                                  ___________     ___________
NET INCOME OR LOSS PER COMMON
   SHARE                                  -0-             -0-

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING        5,510.005       4,510,005

See notes to Consolidated Financial Statements.



                  OPTIFUND, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                       Three Months Ended
                                           September 30
                                       1995            1994
                                    _________________________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or (Loss)                $  (1,786)      $  (2,912)
Change in assets and liabilities:
     Accrued expenses                     -0-             (50)
                                     ________        ________
           Total Adjustments           (1,786)         (2,962)

          NET CASH USED IN OPER-
          ATING ACTIVITIES              1,786           2,962


CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings from stock-
       holder                           2,000           3,000
                                     ________        ________
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES               2,000           3,000
                                     ________        ________
NET INCREASE (DECREASE) IN
  CASH                                    214              39
CASH, beginning of period               1,251             852
                                     ________        ________
CASH, end of period                  $  1,465        $    891

See notes to Consolidated Financial Statements.

                 Optifund, Inc. and Subsidiary

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of this information, including normal recurring accruals and adjustments, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformance with generally accepted accounting principles have been omitted. This report should be read in conjunction with the Company's consolidated financial statements as set forth in Form 10-K filed by the Company with the Securities and Exchange Commission (the "Commission") for the year ended March 31, 1995. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As a result of continuing financial difficulties, in June 1989, the Company sold substantially all of its assets to Kamar, Inc. (Kamar). Pursuant to the terms of the purchase agreement, Kamar purchased substantially all of the Company's assets and assumed certain of the Company's liabilities and since then the Company has conducted no operations. Consequently, during the quarters ended Sept. 30, 1995, and Sept. 30, 1994, the Company had no sales and did not incur any costs of goods sold.

     The expenses incurred during the three-month periods ended
June 30, 1995 and June 30, 1994 were nominal.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has virtually no liquidity. The Company continues to exist, but no longer operates as a manufacturer of printed circuits.

     The only source of liquidity has been loans made by Mr. Robert G. Loeb, the Company's largest shareholder. In view of the Company's financial condition, credit is not available to the Company. The
Company has no means of repaying the loans, other than through the issuance of stock. Loan proceeds have been applied to pay expenses necessary to continue the Company's existence, wind down operations, and resolve various matters, including a dispute with the Internal Revenue Service. The Company continues to have a need for legal and accounting services to maintain its existence. To date these services and other expenses have been funded by Mr. Robert G. Loeb, the principal shareholder, who has loaned monies to the Company to pay expenses.

     The Company has engaged in various transactions with its largest shareholder, Mr. Robert G. Loeb. As of July 23, 1992, Mr. Loeb agreed to discharge $15,324 in debts owed to him by the Company in exchange for the issuance of 750,000 shares of the Company's Class A Common Stock at a price of $0.02 per share. Mr. Loeb had advanced the $15,324 to the Company in order to meet operating costs. In addition, Mr. Loeb contributed $6,000 for 300,000 shares of the Company's Class A Common Stock at a price of $ 0.02 per share. Such amounts were applied by the Company to pay legal and accounting expenses.

     In addition to paying the Company's expenses, Mr. Loeb previously delivered a personal note to the Company's legal counsel agreeing to pay attorneys' fees. As of July 23, 1992, the Company's Board of Directors authorized the issuance of up to 1,250,000 shares of the Class A Common Stock to members of the Board of Directors and other sophisticated persons in order to obtain funds to pay the Company's obligations.

     Effective as of August 1, 1992, the Company redeemed 1,687,500 shares of Mr. Loeb's Class B Common Stock at a price of $0.01 per share in accordance with the mandatory redemption provisions of the Articles of Incorporation relating to these shares. Mr. Loeb's Class B Shares have been surrendered and cancelled. Notwithstanding the fact the Company did not have sufficient cash to pay the redemption price, Mr. Loeb agreed to accept a demand note in the amount of $16,875. from the Company for the redemption price. In March 1993 Mr. Loeb agreed to accept the issuance of 843,750 shares of its Class A Common Stock at a price of $0.02 per share, in payment of the note. In addition, 66,255 shares of Class A Common Stock were issued to Mr. Loeb in exchange for advances Mr. Loeb had made to the Company to cover operating expenses and the payment of taxes.

     As of March 15, 1994, the Board of Directors authorized the issuance of an additional 600,000 shares of the Company's Class A Common Stock to Mr. Loeb in exchange for $12,000. advanced by Mr. Loeb to the Company to cover the Company's operating expenses.

    	As of March 14, 1995, the Board of Directors authorized the issuance of an additional 1,000,000 shares of the Company's Class A Common Stock to Mr. Loeb in exchange for $20,000. Mr. Loeb had advanced to the Company.

     Management of the Company continues to explore possibilities of merging the Company with a business interested in becoming publicly owned and, in that connection, management has explored a number of different opportunities, none of which have come to fruition. Management is currently exploring the possibility of the Company entering into one or more joint ventures that would allow the Company to generate income, thereby making the Company more attractive if an appropriate merger candidate is identified. Management believes that a merger with another company seeking to acquire a publicly owned corporation is the most favorable means by which shareholders will obtain any return of their investment. The Company has no significant assets other than its tax loss carry foreward and does not have material tangible assets.

     The Company has also contacted investment bankers to assist it in identifying possible merger candidates who may be able to take advantage of the Company's tax loss carry forward or its publicly held status. To date, these efforts have not been successful. If continuing efforts to exploit these opportunities fail, the Company may liquidate.

     Before recommending liquidation, management intends to explore all available opportunities that would allow shareholders to recover some portion of their investment.

                PART II - OTHER INFORMATION


Item 1. 	Legal Proceedings

       		None

Item 2. 	Changes in Securities

       		None

Item 3. 	Defaults Upon Senior Securities

       		None

Item 4. 	Submission of Matters to a Vote of Security Holders

       		None

Item 5. 	Other Information

       		None

Item 6. 	Exhibits and Reports on Form 8-K

       		(A) Exhibits required by Item 601 of Regulation S-K

              No.                  Description

           Exhibit 4 Instruments defining the rights of security holders, including indentures:

                       a. Article IV of the Articles of Incorporation of Optifund, inc., filed as Exhibit 4.A to Optifund's Registration Statement of Form S-18 (File No. 33-15750-LA) effective September 2, 1987, and incorporated herein by reference.

                       b. Section 5 of Optifund, Inc.'s Bylaws filed as Exhibit 4.B to Optifund's Registration Statement of Form s-18 (File No. 33-15750-LA) effective September 2, 1987, and incorporated herein by reference.

         (b) Report on Form 8-K

         The Company did not file any reports on Form 8-k during the three month period ended September 30, 1995.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTIFUND, INC.
                              Registrant


November 6, 1995              Robert G. Loeb
Date                          Robert G. Loeb
                              Chief Executive Officer
                              and Chairman of the Board

                         OPTIFUND, INC.
                 INDEX TO EXHIBITS TO FORM 10-Q

Exhibit                   Description

Exhibit 4 Instruments defining the rights of securities holders, including indentures:

             A. Article IV of the Articles of Incorporation of Optifund, filed as Exhibit 4.A to Optifund's Registration Statement on Form S-18 (File No.33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             B.  Section 5 of Optifund's Bylaws filed as
                 Exhibit 4.B of Optifund's Registration
                 Statement on Form S-18 (File No.33-15750-LA), effective September 2, 1987, and incorporated herein by reference.