Form 10-Q
period 1995-12-31
OPTIFUND INC
filed 1996-02-14
CIK 819201

SECURITIES AND EXCHANGE COMMISSION

                 Washington,  D.C.  20549

                         Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For Quarter Ended:               December 31, 1995

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

                     OPTIFUND, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                              December 31,    December 31,
                                  1995           1994
                              ____________________________

		      ASSETS
CURRENT ASSETS:
 Cash                         $       578     $        84
                              ___________     ___________
 Total Current Assets         $       578     $        84

		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Accrued expenses and other
          Liabilities         $     2,000     $    28,931
                              ___________     ___________
 Total Current Liabilities    $     2,000     $    28,931

STOCKHOLDERS EQUITY:
 Common Stock                   2,464,734       2,444,734
 Accumulated Deficit           (2,466,156)     (2,473,581)
                              ___________     ___________
TOTAL STOCKHOLDERS EQUITY     $    (1,422)    $   (28,847)

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY           $       578     $        84

See notes to consolidated Financial Statements.


                      OPTIFUND, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                      Three Months Ended
                                          December 31,
                                  ___________________________
                                      1995            1994
REVENUES                          $       -0-     $       -0-

EXPENSES
  Selling, general and
    administrative expenses       $       887     $       807
                                  ___________     ___________

NET INCOME OR (LOSS)              $      (887)      $    (807)
                                  ___________     ___________
NET INCOME OR LOSS PER COMMON
   SHARE                                  -0-             -0-

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING        5,510.005       4,510,005

See notes to Consolidated Financial Statements.



                  OPTIFUND, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                       Three Months Ended
                                           December 31
                                       1995            1994
                                    _________________________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or (Loss)                 $  (887)      $     (807)
Change in assets and liabilities:
     Accrued expenses                     -0-              -0-
                                     ________         ________
           Total Adjustments            (887)            (807)

          NET CASH USED IN OPER-
          ATING ACTIVITIES                887             807


CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings from stock-
       holder                             -0-             -0-
                                     ________        ________
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                 -0-             -0-
                                     ________        ________
NET INCREASE (DECREASE) IN
  CASH                                   (887)           (807)
CASH, beginning of period               1,465             891
                                     ________        ________
CASH, end of period                  $    578        $     84

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As a result of continuing financial difficulties, in June 1989, the Company sold substantially all of its assets to Kamar, Inc. (Kamar). Pursuant to the terms of the purchase agreement, Kamar purchased substantially all of the Company's assets and assumed certain of the Company's liabilities and since then the Company has conducted no operations. Consequently, during the quarters ended Dec. 31, 1995, and Dec. 31, 1994, the Company had no sales and did not incur any costs of goods sold.

     The expenses incurred during the three-month periods ended
Dec. 31, 1995 and Dec. 31, 1994 were nominal.


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

     Management of the Company continues to explore possibilities of merging the Company with a business interested in becoming publicly owned and, in that connection, management has explored a number of different opportunities, none of which have come to fruition. Management is currently exploring the possibility of the Company entering into one or more joint ventures that would allow the Company to generate income, thereby making the Company more attractive if an appropriate merger candidate is identified. Although no assurances can be given management believes that a merger with another company seeking to acquire a publicly owned corporation is the most favorable means by which shareholders will obtain any return of their investment. The Company has no significant assets other than its tax loss carry foreward and does not have material tangible assets.

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

         (b) Report on Form 8-K

         The Company did not file any reports on Form 8-k during the three month period ended December 31, 1995.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTIFUND, INC.
                              Registrant


February 14, 1996             Robert G. Loeb
Date                          Robert G. Loeb
                              Chief Executive Officer
                              and Chairman of the Board

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