Form 10-K
period 1996-03-31
OPTIFUND INC
filed 1996-07-01
CIK 819201

Securities and Exchange Commission
                                  Washington, D. C.
                                        20549

                                      FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

                       For the fiscal year ended March 31, 1996
                          Commission file number 33-15750-LA

                                    Optifund, Inc.
                (Exact name of registrant as specified in its charter)

             (Effective as of July 3, 1989, Optifab, Inc. changed its name to Optifund, Inc.)

                       Arizona                  86-0259995

             (State or other jurisdiction of    (I.R.S. Employer
             Incorporation or organization)     Identification No.)

                  3720 East Mountain View            85028
                  Phoenix, Arizona                (Zip Code)
                  (Address of principal
                  executive offices)

                  Registrant's telephone
                  number, including area code:  (602) 996-0800

                  Securities registered
                  pursuant to Section 12(b)
                  of the act:                             None

             (Report is filed pursuant to Section 15(d) of the Securities Exchange Act of 1934.)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                      No [ ]

             State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 239.405.)

             Because no trades for the Company's issued and outstanding Class A Common Stock have been reported recently by the National Association of Securities Dealers (pink sheets), management believes that the aggregate market value for the Company's Class A Common Stock is minimal. As of May 31, 1996, the aggregate market value of all Class A Stock held by non-affiliates of the registrant was estimated by management not to exceed $16,875., the par value of all issued and outstanding stock, and is likely less than that amount due to the Company's negative net worth and the illiquidity of its shares. The market value of the registrant's Class A Stock is speculative, inasmuch as the registrant's balance sheet, reflects a negative net worth and the Company has no tangible assets. No shares of the registrant's Class B Common Stock are issued and outstanding.

             Note
             If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the Common Stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

             APPLICABLE ONLY TO REGISTRANT'S INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS:

             Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 1, or 15(d) of the Securities Exchange Act of 1934 subsequent to the districution of securities under a plan confirmed by a court:___________Yes __________No.

                                 Not applicable.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


             As of March 31, 1996, there were 5,460,005 shares of the registrant's Class A Common Stock issued and outstanding and no shares of the registrant's Class B Common Stock were issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

                             Applicable Form 10-K Section

                                 Part I, II, and III

                                Document Incorporated

             Notice of Special Meeting of Shareholders and Proxy Statement of Optifab, Inc. dated June 1, 1989, and filed with the Securities and Exchange Commission (SEC) June 2, 1989, (File No. 33-15750-LA) and Form 8-K dated June 28, 1989 and filed with the SEC on June 29, 1989, (File No. 33-15750-LA).

             ITEM 1.  BUSINESS

             The registrant, Optifund, Inc. (formerly Optifab, Inc.) (hereafter "Optifund") is a corporation organized under the laws of the State of Arizona. Optifund has one subsidiary, Phoenix Technology, Inc. (formerly Optifab Printed Circuits, Inc.). References to the "Company" are to both Optifund and its subsidiary, Phoenix Technology, unless otherwise indicated.

             On June 22, 1989, the Company sold substantially all of its assets to Kamar Corporation, (which subsequently changed its name to Dynaco Corporation). Since then, the Company has not actively engaged in any trade or business, but the Company has continued to explore the possibility of other business opportunities.

             Information regarding the Purchase Agreement and the sale of the Company's Assets to Kamar was set forth in detail in the Notice of Special Meeting of Shareholders and Proxy Statement of Optifab, Inc. filed with the Securities and Exchange Commission (the SEC) on June 2, 1989 (the "Proxy Statement") and in the Form 8-K for Optifab filed with the Sec on June 29, 1989 (File No. 33-15750-LA). The Proxy Statement and the Form 8-K are hereby incorporated herein by reference.

             The Company's executive offices are located at 3720 East Mountain View, Phoenix, Arizona 85028.

             History

             Optifund and Phoenix Technology were incorporated under the laws of the State of Arizona in 1971 and 1978 respectively.

             Optifund was formed in 1971 to provide precision photographic work to the electronics industry and transacted business under the name Optifab, Inc. In 1973, Optifund expanded its operations to provide precision glass photomasks for the semiconductor industry and precision photo-tooling for the manufacture of circuit boards. In 1975, Optifund formed Phoenix Technology, which then transacted business under the name Optifab Printed Circuits, Inc. as a subsidiary to manufacture circuit boards. The Company manufactured printed circuit boards until March 1989.

             Effective June 22, 1989, the Company sold substantially all of its assets to Kamar, Inc. which changed its name to Dynaco Corporation. Following the sale, Optifab, Inc. changed its name to Optifund, and Optifab Printed Circuits, Inc. changed its name to Phoenix Technology, Inc. Since June 1989, the Company has not actively conducted any business.

             The future of the Company is undetermined at this time. Because the Company has no significant assets, its options for the conduct of future business are limited. The Company is continuing to explore the feasibility of engaging in a new business related to its former printed circuit business and is attempting to determine whether some benefit from its tax loss carryforward and its publicly held status may be obtained for the benefit of shareholders.

             Mr.  Robert G.  Loeb, the Company's  Chief Executive Officer
             and principal shareholder, has been associated with the Company since 1972, and first acquired a controlling interest in the Company in 1976.

             ITEM 2  PROPERTIES

             Present Facilities

             The Company's executive offices, which are provided rent free by Mr. Robert G. Loeb, are located at 3720 East Mountain View, Phoenix, Arizona.

             The only material asset of the Company is a tax loss carryforward in the amount of approximately $3,045,731. as of March 31, 1996.

             ITEM 3         LEGAL PROCEEDINGS

             As of the date this report is filed and as of March 31, 1996, the Company was not involved in any legal proceedings.

             ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS

             No matter was submitted to a vote of securities holders during the fiscal year ended March 31, 1996.

                                       PART II

             ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Optifund has two classes of common equity stock issued and outstanding.

             Optifund's Class A Stock has been eligible for trade in the over-the-counter market since September 2, 1987. The Class A Stock was, until January 19, 1989, listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), but due to the decline in the Company's net worth, Optifund ceased to qualify for NASDAQ listing. The Class A Stock is currently eligible for trading on the National Association of Securities Dealers ("NASD") over the counter market (pink sheets), but is not actively traded. The Company has been unable to identify any over the counter trades in its Class A Common Stock for the 60 month period ending March 31, 1996. Additional shares of the Company's Class A Stock have been purchased by the controlling shareholder for $0.02 per share.

             No shares of the Company's Class B Stock are issued and outstanding. As of July 23, 1992, all shares of the Company's Class B Common Stock were redeemed by the Company at a price of $0.01 per share, pursuant to the mandatory redemption provision of the Company's Articles of Incorporation for a promissory note in the amount of $16,875. The promissory note has been paid through the issuance of 843,750 restricted shares of the Company's Class A Common Stock.

             Shareholders

             As of March 31, 1996, there were approximately 311 record holders of Optifund's Class A Stock and no holders of Optifund's Class B Stock.

             DIVIDENDS

             Optifund has not paid a dividend on its Class A or Class B Stock since incorporation. It is Optifund's policy not to pay dividends.

             ITEM 6         SELECTED FINANCIAL DATA

             The following table sets forth in summary form certain consolidated financial data of the Company for each year of the unaudited five year period ended March 31, 1996. This summary is qualified in its entirely by the detailed information and financial statements included elsewhere herein and incorporated by reference. See Item 8, Financial Statements and Supplementary Data, below. The information presented for the years ended March 31, 1992, 1993, 1994, 1995 and 1996 is unaudited.


                               SELECTED FINANCIAL DATA
                      For Each of the Five Year Ended March 31,
                                     (Unaudited)
                                 1996     1995     1994     1993     1992
             Dollars in Thousands
             CONSOLIDATED SUMMARY OF INCOME

             Net Sales        $        $        $        $        $

             Cost of Goods Sold
                            _____________________________________________
             Gross Profit or
               (Loss)         $   -0-  $   -0-  $   -0-  $   -0-  $   -0-

             Operating
                Expenses      $   10   $  (12)  $   (6)  $    7   $    8

             Net Income or
                (Loss)        $  (10)  $   12   $    6   $   (7)  $   (8)

             Net Income or
                (Loss)per share   -0-      -0-      -0-      -0-      -0-


             CONSOLIDATED BALANCE SHEET DATA

             Current Assets   $    1   $    3   $    1   $   1    $    0

             Total Assets     $    1   $    3   $    1   $   1    $    0

             Current Liab-
             ilities          $    8   $   -0-  $   26   $  44    $   59

             Redeemable Common Stock
                                   0        0        0       0        17

             Common Stock       2465     2465     2444     2433     2394

             Retained Earnings
                (Deficit)      (2472)   (2462)   (2469)   (2476)   (2470)

                              $    1   $    3   $    1   $    1   $    0

             ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read in conjunction with the Company's Financial Statements and Notes, included herein and incorporated by reference.

             Results of Operations

             The Company has engaged in no operations since the sale of substantially all of it's assets in June 1989. For the year ending March 31, 1996 the Company reported a net loss of $9,575. for the year ending March 31, 1995 the Company reported net income of $7.710. and net income of $5,925. for the year ending March 31, 1994. The income for the year ended March 31, 1995, resulted primarily from an adjustment of $5,771. due to a settlement of a $15,000. Federal Tax Liability with the Internal Revenue Service for alternative minimum tax related to the sale of the Company's assets to Dynaco in 1989, and an $6,000. adjustment of accounting costs incurred by the Company. The income of $5,925. earned by the Company for the year ended March 31, 1994, resulted from the adjustment of legal fees by the Company's legal counsel. The net loss of $9,575 for the year ended March 31, 1996 resulted primarily from continued legal and accounting costs related to maintaining the Company. The Company has been unable to conduct any operations during this period to produce offsetting income.

             Liquidity and Capital Resources

             As a result of continued operating losses incurred by the Company through June, 1989 the Company's equity capital and borrowing base, was severely eroded, ultimately, requiring the Company to sell its core business in order to pay its obligations.

             As a result of continuing financial difficulties, in June 1989, the Company entered into an agreement to sell substantially all of its assets to Dynaco. Pursuant to the terms of the purchase agreement, Dynaco purchased substantially all of the Company.s assets and assumed certain of the Company's liabilities as of June 22, 1989. The Company continues to exist, but no longer operates as a manufacturer of printed circuits.

             The Company currently has no liquidity, because it is conducting no operations. The Company's only source of
             liquidity has been loans made by   Mr. Robert  G.  Loeb  the

             Company's largest shareholder. The Company has no means of paying the loans, other than through the issuance of stock. Loan proceeds have been applied to pay expenses necessary to continue the Company's existence and wind down operations.

             Management of the Company continues to explore possibilities of merging the Company with a business interested in becoming publicly owned and, in that connection, management has explored a number of different opportunities, none of which have come to fruition. The Company periodically contacts investment bankers to assist in identifying possible merger candidates who may be able to take advantage of the Company's tax loss carryforward or its publicly held status or other strategies that may allow the Company to recover some portion of the shareholders' investment. Management believes that a merger with another company seeking to acquire a publicly owned corporation is the only means by which shareholders will obtain any return of their investment. The future of the Company is undetermined at this time. The Company has no significant assets other than its tax loss carryforward and has no tangible assets.

             ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The    Company's   Unaudited    Financial   Statements   and
             Supplementary Data are set forth on Pages 11 through 21, following.

             NOTE:   The financial information for the fiscal years ended
             March 31, 1996, 1995, and 1994 are unaudited.

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                                March 31

                                           1996           1995
             ASSETS

             CURRENT ASSETS:
                  Cash in Bank        $    1,116.    $    2,692.

             TOTAL ASSETS             $    1,116.    $    2,692.


             LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
             CURRENT LIABILITIES:
                  Accrued expenses and
                  other liabilities   $    8,000.    $       -0-

             TOTAL LIABILITIES        $    8,000.    $       -0-

             DEFICIT IN STOCKHOLDERS' EQUITY

                  Class A Common Stock no
                  par value
                  Authorized  15,000,000
                  Issued       5,460,005
                                      $2,464,734.    $2,464,734.

                  Accumulated
                  deficit            ($2,471,618.)  ($2,462,043.)

                                      $    1,116.    $    2,692.







             See notes to Consolidated Financial Statements

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                        Year Ended March 31
                                      1996      1995      1994
             NET SALES                $         $         $

             COST OF GOODS SOLD       $         $         $

             OPERATING EXPENSES:
                  Selling, General and
                  Administrative Costs
                                      $ 9575.   $(7710.)  $(5925.)
             PROFIT OR LOSS FROM
              OPERATIONS              $(9575.)  $ 7710.   $ 5925.

             NET INCOME (LOSS) PER
              SHARE                      -0-       -0-       -0-

             AVERAGE NUMBER OF SHARES
              OUTSTANDING             5,460,005 5,460,005 4,460,005


                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

              CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDER'S EQUITY

                           1994, 1995 AND 1996 (Unaudited)

                       Class A Common Stock     Accumulated    Total
                        Shares     Amount         Deficit
             Balance
             3-31-93   3,860,005   $2,432,734.  $(2,475,678.)  $(42,944.)

             1994
             Net Profit                               5,925.      5,925.

             Shares Common
             Stock Issued
                         600,000       12,000.                   12,000.
             Balance
             3-31-94   4,460,005   $2,444,734.  $(2,469,753.)  $(25,019.)

             1995
             Net Profit                               7,711.      7,711.

             Shares Common
             Stock Issued
                       1,000,000       20.000.                   20,000.
             Balance
             3-31-95   5,460,005   $2,464,734.   $(2,462,042.)  $ 2,692.

             1996
             Net Loss                            $(    9,575.)  $(9,575)

             Balance
             3-31-96   5,460,005   $2,464,734.   $(2,471,617.)  $(6,883)









             See notes to Consolidated Financial Statements


                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                            Year Ended March 31,
                                         1996       1995      1994
             CASH FLOWS FROM OPERATING
              ACTIVITIES:

             Loss from operations     $  9575.  $  (4060)  $  (1035)

             Increase (decrease) in
             accrued expenses and
             other liabilities                  $ (25981)  $ (18460)

             Non-cash reduction in
              accrued liabilities               $  11711   $   7885

             NET CASH USED IN OPERATING
              ACTIVITIES              $  9575.  $ (18270)  $ (11610)

             Advances from principal
              stockholder             $  8000.  $  20000.  $  12000.

             Net increase (decrease) in
              cash                    $ (1576)  $   1730.  $    390.

             Cash at beginning of
              year                    $  2692.  $    962.  $    572.

             Cash at end of Year      $  1116.  $   2692.  $    962.


                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for each of the Three Years in the Period
                                 Ended March 31, 1996

             A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             The following are the significant accounting and financial policies used in the preparation of the consolidated financial statements of Optifund, Inc. (formerly Optifab, Inc.) and subsidiary (the Company).

             Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

             Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

             B.  SALE OF BUSINESS AND ASSETS

             On March 23, 1989, the Company signed a letter of intent to sell the printed circuit manufacturing and all other businesses, and substantially all of its assets to Kamar Corporation (which changed its name to Dynaco Corporation hereafter called Dynaco), an unrelated corporation. In connection with the transaction, the buyer advanced $150,000. to the Company under a promissory note for working capital, and an additional $30,000. was later advanced to allow the Company to complete the move to its new building. The parties subsequently signed an Asset Purchase Agreement dated May 10, 1989, and amended on May 30, 1989, (the Agreement) which was approved by a majority of the stockholders at a special meeting held on June 10, 1989. The sale of the Company's assets to Dynaco closed effective June 22, 1989, however, the transactions contemplated by the closing were not consummated until June 23, 1989.

             The sale price, after application of all reductions called for by the Agreement, and after taking into account concessions made by certain of the Company's creditors, including the individual holding of the Company's $500,000. subordinated convertible note payable, was paid to the Company on the closing date as follows:

             1. The cancellation of the $180,000. notes payable to Dynaco.

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                      For Each of the Three Years in the Period
                                 Ended March 31, 1996

             B.  SALE OF BUSINESS AND ASSETS (cont'd)

             2. $125,000. in cash, less the payment or assumption by Dynaco of rent, taxes and other charges past due to the lessor of the Company's office and manufacturing facility. The remaining cash received by the Company was used to pay costs of the sale and certain creditors.

             3. The issuance of a $250,000. subordinated note, payable by Dynaco to the Company. This note was assigned by the Company to a creditor in full satisfaction of the $500,000. subordinated convertible note payable.

             4. Dynaco's assumption of certain liabilities of the Company as of June 22, 1989, in an amount not to exceed $3,600,000. Actual liabilities assumed by Dynaco totaled $3,357,000.

             The Company's net gain from this transaction consisted of the following:

                  Cash proceeds            $ 125,000.
                  Notes from Dynaco          430,000.
                  Net liabilities assumed
                  by Dynaco                  914,160.
                  Balance of $500,000. sub-
                  ordinated convertible note
                  payable forgiven by
                  creditor                   250,000.
                  Other debts forgiven and
                  adjustments                171,157.

                  Gain on sale           $ 1,890,317.
                  Estimated income taxes
                  (Note D)                   (15,000.)

                  Net gain on sale       $ 1,875,317.

             Management of the Company continues to explore possibilities of merging the Company with a business interested in becoming publicly owned and, in that connection, management has explored a number of different opportunities, none of which have come to fruition. The Company periodically contacts investment bankers to assist in identifying possible merger candidates who may be able to take advantage of the Company's tax loss carryforward or its publicly held status. The Company is presently exploring whether a joint venture with another business entity is feasible.

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                      For Each of the Three Years in the Period
                                 Ended March 31, 1996

             Management believes that a merger with another company seeking to acquire a publicly owned corporation is the best means by which shareholders will obtain any return of their investment. The future of the Company is undetermined at this time. The Company has no significant assets other than its tax loss carryforward and has no tangible assets.

             C.  STOCKHOLDERS EQUITY

             In preparation for a public offering in 1987, the Company's Board of Directors authorized the issuance of up to 2,000,000 shares of no par value Class B common stock which is convertible into Class A common stock for a period of 60 calendar months which began on September 1, 1987, and ended on August 31, 1992 ("Conversion Period). However, if the Company's retained earnings, as reflected on the Company's audited financial statements for the year ended March 31, 1992, exceed the Company's audited retained earnings as of March 31, 1987 ("Base Amount"), by the sum of $1,400,000 or more, the Conversion Period, one share of Class B common stock is convertible into one share of Class A common stock for each $1.25 per share by which the Company's existing retained earnings exceed the March 31, 1987 retained earnings.

             On the last day of each fiscal year-end during the Conversion Period ("Conversion Date"), the Base Amount is increased by the product obtained by multiplying the $1.25 times the total number of shares of Class B Common stock which have become convertible into Class A common stock.

             In addition to the conversion rights specified above, so long as the Company's ratio of current assets to current liabilities, as reflected in the Company's audited financial statements issued as of a Conversion Date, is not less than
             1.2 to 1, holders of Class B common stock have the right to convert Class B common stock to Class A common stock to the extent that the number of shares of Class B common stock so converted does not reduce the book value per share below $2.00, excluding all outstanding options, warrants and any Class B common stock not otherwise converted.

             In addition to the conversion formulas discussed above, the Company has an additional conversion formula if substantially all of the Company's assets are purchased or an offer is made for more than 50% of its Class A Common

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                      For Each of the Three Years in the Period
                                 Ended March 31, 1996

             stock. However, the conversion can not occur if the offer price per share is less than $2.50. The price as contained within the Agreement consummated in 1989, as discussed in Note B, was less than $2.50 per share.

             Under the Company's Articles of Incorporation, any Class B Common Stock not converted into Class A Stock by the end of the conversion period was subject to a mandatory redemption by the Company at a price of $0.01 per share.

             As of July 23, 1992, pursuant to the mandatory redemption provision of the Company's Articles of Incorporation, described above, the Company redeemed Mr. Loeb's Class B Common Stock in consideration for a promissory note in the amount of $16,875. The Company has paid such note by the issuance of 843,750 shares of Class A Common Stock. An additional 1,716,255 shares of Class A Common Stock were issued to Mr. Loeb at a price of $0.02 per share, for a total of $34,325.10, in exchange for advances Mr. Loeb had made to the Company.

             On September 2, 1987, the Company completed its initial public offering ("IPO"). The Company sold 1,000,000 shares of its Class A Common Stock at $2.50 per share resulting in proceeds to the Company, net of $530,306. of IPO costs, of $1,969,694.

             On May 29, 1987, the Company completed a private offering. The Company sold 380,000 shares of its Class A Common Stock at $1.25 per share resulting in proceeds available to the Company of $475,000. (less private offering costs of $99,190). As required by the Company's private offering, the Company entered into a Redemption Agreement with its principal stockholder pursuant to which the Company exchanged 1,043,855 shares of Class B Common Stock for 1,135,250 shares of Class A Common Stock. The Company also agreed to exchange 643,645 shares of Class B Common Stock for 700,000 shares of Class A Common Stock. The Class B shares are redeemable by the Company at a price of $0.01 per share.

             Since 1984, the Company has maintained a Stock Option Plan (the "Plan"), in which certain key personnel are eligible to participate. Eligibility is determined by a committee (the "Committee") appointed by the Company's Board of Directors. The Plan consists of two divisions, A and B. Division A provides for the granting of qualified incentive stock

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                      For Each of the Three Years in the Period
                                 Ended March 31, 1996

             options. Division B provides for the granting of non-qualified stock options. The Company has reserved 400,000 shares of its Common Stock to be granted under the Plan. The Plan requires that the exercise price of such shares be not less than fair market value of the shares on the date of grant, unless the Committee elects to grant an option at an exercise price which is less than the fair market value of the shares as of the date of grant.

             The Company's Stock Option Plan expired in 1994. Options granted under the Plan expire not later than ten years after the date of grant. Generally, options are exercisable in one-third increments over a three-year period, beginning one year from the date of grant. Shares acquired through the exercise of a stock option granted under the Plan are subject to a Stock Restriction Agreement. The agreement requires the employee-stockholder to resell his shares to the Company for a specified price upon termination of his employment. Upon termination of employment, except by reason of disability or a retirement approved by the Committee, all unexercised stock options shall immediately terminate. Due to the sale of the Company's business in 1989, all employees, except for three executive officers, were terminated which caused the cancellation of all outstanding stock options except for the stock options owned by the three remaining executive officers.

             Changes in options are summarized as follows:

                            Total number
                            of options avail-        Division A
                            able for grant      Outstanding  Exercisable

             Balance March 31,
                 1996           190,000            -0-         190,000

                Optifund, In. (formerly Optifab, Inc.) and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                      For Each of the Three Years in the Period
                                 Ended March 31, 1996

             C.  STOCKHOLDERS EQUITY (cont'd)

             In 1988, the Company granted an option to an outside consultant and Mr. Loeb to purchase an aggregate of 10,000 shares of Class A Common Stock at an exercise price of $1.00 per share. The option expires on February 16, 1998.

             D.  INCOME TAXES

             The Company files consolidated federal and state income tax returns.

             The Company incurred operating losses on both a financial and tax basis during each of the years ended March 31, 1996, 1995, 1994, 1993, 1992, 1991 and 1989 and, accordingly, did not record an income tax liability or provision. For the year ended March 31, 1990, the Company recorded a liability of $15,000. for federal alternative minimum tax due as a result of the gain on the sale of its assets to Dynaco and limitations on the use of net operating losses in the calculation of the alternative minimum tax. This liability was settled in 1995.

             The Company has available federal net operating loss carry forwards as follows:

                                 Amount         Expires

                             $  655,582         2002
                              2,390,149         2003

                             $3,045,731

             For income tax purposes, the Company has investment tax credits totalling $7,327 available to reduce future taxes payable. The credits expire in 2000 and 2001.

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                      For Each of the Three Years in the Period
                                 Ended March 31, 1996

             E.  COMMITMENTS AND CONTINGENCIES

             The Arizona Department of Revenue has contacted the Company regarding a potential sales and use tax audit related to certain manufacturing materials used in the manufacturing process on or before June 22, 1989. The status of this audit and its results and any potential liability have not been determined. The Company has no ability to pay any such sales tax liability if it should be assessed.

             F.  RELATED PARTY TRANSACTIONS

             On March 15, 1994, the Company issued 600,000 shares of its Class A Common Stock, for a value of $0.02 per share to Robert G. Loeb, the Company's Chief Executive Officer and principal shareholder in payment of a $12,000. loan made to the Company to enable the Company to pay for legal, accounting and other services.

             On March 14, 1995 the Company issued 1,000,000 shares of its Class A Common Stock, for a value of $0.02 per share to Robert G. Loeb, the Company's Chief Executive Officer and principal shareholder in payment of a $20,000 loan made to the Company to enable the Company to pay for legal, accounting and other services.

             On March 31, 1996, the Company agreed to issue 1,000,000 shares of its Class A Common Stock to Mr. Robert G. Loeb to cover legal and accounting expenses in consideration for the sum of $20,000, $5,000 of which is to be paid through discharge of indebtedness.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Due to the Company's inactive status, the Company has not prepared audited financial statements and has not retained an independent public accountant to prepare or review the Company's financial statement.

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                      For Each of the Three Years in the Period
                                 Ended March 31, 1996

             The financial statements for the years ended March 31, 1994, 1995 and 1996 have not been audited due to the Company's inactivity and inability to pay for an audit.

             ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                       REGISTRANT

             Board of Directors

             The Company is managed by a Board of Directors, the members of which consisted of the following persons as of March 31, 1996; the Board of Directors was elected by shareholders at the annual meeting held on September 26, 1989, and will continue to serve until the next annual meeting of shareholders. The Company has not held a meeting of shareholders since September 26, 1989.

                                      Year
                                      First     Principal
             Name                Age  Elected   Occupation

             Henry S. Fraenkel   70   1979      Vice President, Treasurer
                                                and Secretary of Optifund
                                                and Phoenix Technology

             Robert G. Loeb      47   1972      Chief Executive Officer
                                                of Optifund and Phoenix
                                                Technology

             Wallace L. Estfan   65   1988      President and Chief
                                                Operating Officer of
                                                Optifund and Phoenix
                                                Technology

             Executive Officers

             Officers are elected and serve at the discretion of the Board of Directors. The name, age and position of each of the Company's executive officers as of March 31, 1996, who were elected by the Board of Directors on September 26, 1989, and have continued to serve, are set forth below:

             Name                Age       Position

             Robert G. Loeb      47        Chairman of the Board and
                                           Chief Executive Officer of
                                           Optifund and Phoenix
                                           Technology

             Wallace L. Estfan   65        President and Chief Oper-
                                           ating Officer of Optifund
                                           and Phoenix Technology

             Henry S. Fraenkel   70        Vice President, Treasurer
                                           and Secretary of Optifund
                                           and Phoenix Technology

             Biographical Information - Executive Officers, Directors and Key Employees.

             Mr. Robert G. Loeb, Chief Executive Officer and Chairman of the Board, purchased an interest in and became an officer of Optifund in 1972. Mr. Loeb has been the principal shareholder of Optifund since 1976. Mr. Loeb holds a Bachelor of Science Degree in Electrical Engineering from Carnegie-Mellon University, Pittsburgh, Pennsylvania. He is Past Chairman of the Arizona Council of the American Electronics Association, and a member of the Association for Corporate Growth, and a past member of the Young President's Organization.

             Mr. Wallace L. Estfan, President and Chief Operating Officer, joined the Company as of January 1, 1988. For the four year period prior to joining the Company, Mr. Estfan was Vice President of Manufacturing for Phaze Information Machines Corp., a start-up company. Before joining Phaze, Mr. Estfan had 26 years of engineering and manufacturing experience with General Electric Corporation and Honeywell, Inc., more than ten years of which involved the manufacture of circuit boards. Mr. Estfan was director of Circuit Board Manufacturing for Honeywell, Inc., prior to joining Phaze. For four months prior to joining the Company Mr. Estfan worked as a consultant for Training & Technology, Inc., an international consulting firm specializing in providing production, manufacturing and engineering consulting services to circuit board manufacturers. In this capacity, Mr. Estfan performed consulting services for the Company. Mr. Estfan holds a Bachelor of Science Degree in engineering from Arizona State University.

             Mr. Henry S. Fraenkel has served as Vice President, Treasurer and Secretary of the Company since 1981. Before joining the Company, Mr. Fraenkel was employed for 28 years by Honeywell, Inc. in Engineering Management. Mr. Fraenkel has at various times been responsible for supervising virtually every phase of the Company's business. He holds a Bachelor of Science Degree in Chemical Engineering and a
             Master's Degree in Mathematics from the University of Minnesota.

             ITEM II        EXECUTIVE COMPENSATION

             Remuneration of Officers

             The following table sets forth the annual cash compensation paid by the Company to its three executive officers and its officers as a group for the last fiscal year:

                               Cash Compensation Table

                                                             Securities
                                                             and other
             Name of Individual  Capacities in  Cash         Personal
                  or Group       which Served   Remuneration Benefits

             Robert G. Loeb      Chief Executive     None      None
                                 Officer and Chair-
                                 man of the Board

             Wallace L. Estfan   President, Chief    None      None
                                 Operating Officer
                                 and Director

             Henry S. Fraenkel   Vice President,     None      None
                                 Treasurer, Secretary
                                 and Director

             Officers as a Group                     None      None

             Directors' Compensation

             The directors of the Company do not currently receive Compensation for attending meetings.

             Compensation Pursuant to Plans

             The Company currently maintains no qualified or non-qualified plans of deferred compensation or stock option plans. The Company's former stock option plan expired in 1994, although a number of options granted while the plan was in effect are still outstanding.

             STOCK OPTIONS

             Effective as of September 26, 1989, the Board of Directors granted each of Mr. Loeb, Mr. Fraenkel and Mr. Estfan stock options to purchase an additional 50,000 shares of Class A Stock, under the former stock option plan, in order to compensate such officers in the event they are able to infuse new value into the Company. The exercise price for the option shares was the greater of the most recent independent bid price for the Company's Class A Stock as of September 26, 1989 (the most recent date such information is available) or $0.02 per share. The options granted are not exercisable until one year after the date of grant. As of March 31, 1996, the Company had granted three employees options to purchase a total of 190,000 shares of the Company's Class A Stock at an average price of $.20 per share. All were granted as incentive stock options. No stock options have been granted by the Company during 1996.

             The following executive officers of the Company named in the Cash Compensation Table have been granted the options described below:

                            Total Shares
                             Subject to    Exercise       Dates of
             Name              Option        Price          Grant

             Robert G. Loeb    50,000      $ 0.02         09/26/89
             Wallace L. Estfan 80,000      $.02-1.00      01/01/88,
                                                            09/26/89
             Henry S. Fraenkel 60,000      $.02-.50       12/20/84,
                                                            09/26/89

             As of the date hereof, the value of a share of the Company's Class A Common Stock is in the opinion of management, equal to or less than the exercise price set forth in any outstanding stock options, and, in the opinion of management, such options have no value.

             Amounts Realized Through Option Exercise

             During the years ended March 31, 1994 and 1995 respectively, no options were exercised. At March 31, 1996 options for 190,000 shares were exercisable for a total aggregate exercise price of $38,000, or an average exercise price of $0.20.

             Compensation Committee

             Because the Company is not currently operating and has no revenues to pay compensation, the Board of Directors of the Company has not appointed a Compensation Committee. To the extent the Company required a Compensation Committee, present members of the Board of Directors fills that roll. Since 1989, the three present members of the Board of Directors, including Mr. Robert G. Loeb, the Company's largest shareholder, and Mr. Wallace Estfan, the Company's President, have made all decisions concerning compensation, including the approval of the stock options granted the officers and directors of the Company in 1989.

             The Board of Directors has not adopted a formal policy concerning compensation, due to the Company's inactivity and inability to pay compensation. In 1989, the Board of Director's granted the Company's remaining officers the stock options described above in order to provide a method for compensating the officers that did not involve the payment of cash and which would provide an incentive if the officers were able to arrange a transaction that would revive the Company's operations in a manner consistent with the Company's contract with Dynaco, Inc. If the Company is able to resume operations, the Board of Director's expects that compensation would be set based upon the Board of Director's judgment of the value of each officer and incentive compensation, such as stock options, would be granted to officers or others in a key position to affect the Company's future performance and profitability and would be designed to reward long term performance.

             Stock Performance

             In the opinion of management, the Company's issued and outstanding shares have little or no value.

             ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following tables set forth as of March 31, 1996, information as to the beneficial ownership of the Company's Class A Stock and Class B Stock by (i) each officer and director and all officers and directors as a group, and (ii) each person known to the Company who owns 5% or more of the outstanding Class A or Class B Stock.

             Class A Stock:                Beneficial
                                           Ownership
                                      Number of      Percent of
                                        shares         class

             Robert G. Loeb           4,060,005        74.36%
             3720 East Mountain View
             Phoenix, Az. 85028

             Henry S. Fraenkel           20,000          .37%
             1940 E. Cactus Wren Drive
             Phoenix, Az. 85020

             Wallace L. Estfan             -0-
             3720 East Mountain View
             Phoenix, Az. 85028

             Officers and Directors
               as a group             4,080,005        74.73%

             Percentages shown are percentages of Class A Common Stock of which 5,460,005 shares are outstanding.

             ITEM 13             CERTAIN RELATIONSHIPS AND RELATED
                                 TRANSACTIONS

             Interest of Directors and Management

             Since 1989, the Company has entered into transactions with its Chief Executive Officer and largest shareholder, Mr. Robert G. Loeb, in order to provide funds to cover legal and accounting expenses, and pay taxes and other costs associated with the wind down of the Company's operations.

             The Company continues to have a need for legal and accounting services to maintain its existence and wind-down its operations. To date, these services and other expenses have been funded by Mr. Robert G. Loeb, the principal shareholder, who has loaned monies to the Company to pay such expenses. As of July 23, 1991, Mr. Loeb agreed to discharge $15,324. in debts owed him by the Company in exchange for the issuance of 750,000 share of the Company's Class A Common Stock. Such shares were issued to Mr. Loeb at a stated value of $0.02 per share. In addition, Mr. Loeb contributed an additional $6,000. to the Company in exchange for 300,000 shares of the Company's Class A Common Stock, at $0.02 per share stated value. Such amounts were applied by the Company to pay legal and accounting expenses.

             In addition to paying the Company's expenses, Mr. Loeb previously delivered a personal note to the Company's legal counsel agreeing to pay attorneys' fees. As of July 23, 1992, the Company's Board of Directors authorized the issuance of up to 1,250,000 shares of the Class A Common Stock to members of the Board of Director's and other sophisticated persons in order to obtain funds to pay the Company's obligations.

             Effective as of August 1, 1992, the Company redeemed 1,687,500 shares of Mr. Loeb's Class B Common Stock at a price of $0.01 per share. Mr. Loeb's Class B shares have been surrendered and cancelled. Notwithstanding the fact the Company did not have sufficient cash to pay the redemption price, Mr. Loeb agreed to accept a demand note in the amount of $16,875. from the Company for the redemption price. The Company has paid this note by issuance to Mr. Loeb of 843,750 shares of its Class A Common Stock at a price of $0.02 per share. In addition 1,116,255 shares of Class A Common Stock were issued to Mr. Loeb in exchange for advances Mr. Loeb has paid to the Company.

             As of March 15, 1994, the Board of Directors authorized the issuance of an additional 600,000 shares of the Company's Class A Common Stock to Mr. Loeb in exchange for $12,000. advanced by Mr. Loeb to the Company to cover the Company's operating expenses.

             As of March 14, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of the Company's Class A Common Stock to Mr. Loeb to cover operating expenses as payment for $20,000. Mr. Loeb had advanced to the Company.

             As of March 31, 1996, the Company agreed to issue an additional 1,000,000 shares of its Class A Common Stock to Mr. Loeb in consideration of $20,000, $5,000 of which will be paid through Mr. Loeb agreeing to discharge indebtedness owed to him by the Company. Proceeds from the sale will be used to pay the expenses of maintaining the Company.

             PART IV

             ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a) (1)   Financial Statements

             The following documents are filed as part of this report and are included at Item 8 hereof:

             Consolidated Balance Sheets as of March 31, 1996 and 1995.

             Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994.

             Consolidated Statements of Deficits in Stockholders' Equity for the years ended March 31, 1996, 1995 and 1994.

             Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994.

             Notes to Consolidated Financial Statements.

             (a) (2)   Financial Statement Schedules

             The  financial statement  schedules required to  be filed by
             Item 8 of the Form 10-K are set forth following the Company's financial statements:

                  None applicable.

             (a) (3)   Exhibits

             List of Exhibits to Form 10-K required by Item 601 of regulation S-K and Financial Statements.

             Exhibit 3 Articles of Incorporation and ByLaws:


             A. Articles of Incorporation and ByLaws: Filed as Exhibit 3 to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             B. Articles of Amendment to the Articles of Incorporation of Optifab, Inc. dated June 23, 1989, changing the Company's name to Optifund, Inc.

             Exhibit 4 Instruments defining the rights of securities
                  holders, including indentures.

             A.   Article IV of the Articles of Incorporation of
                  Optifund, filed as Exhibit 4.A to Optifund's

             Registration Statement on Form S-18 (File No. 33-15750-
                  LA), effective September 2, 1987, and incorporated herein by reference.

             B. Section 5 of Optifund's ByLaws filed as Exhibit 4.B to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA). effective September 2, 1987, and inc-corporated herein by reference.

             Exhibit 10     Material Contracts

             A.   Stock  Option Plan  dated November  30, 1994,  filed as
             Exhibit 10.A to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             B. First Amendment to Stock Option Plan dated as of December 31, 1987, filed as Exhibit 10.B to Optifund's Annual Report on Form 10-K for the year ended March 31, 1988 (File No. 33-15750-LA), and incorporated herein by reference.

             C. Consulting Agreements between the Company and John J. Anderson, Neil Shaw, Thomas Gleason, Kenneth A. MacLennan and Thomas B. Pickens, III, filed as Exhibits 10.G.1 through 10.G.5., respectively, to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             D. Consulting and Option Agreements between the Company and Thomas G. Kiley, Howard W. Shannon and Jack R. Wilkinson, dated February 17, 1988, filed as Exhibit 10,1 to Optifund's Annual Report on Form 10-K for the year ended March 31, 1988 (File No. 33015750-LA), and incorporated herein by reference.

             E. Option granted by Robert G. Loeb to Charles Markos, filed as Exhibit 10.H.3 to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             Exhibit 11 Statement re Computation of Per Share Earn-ings.

             Exhibit 12     Not Applicable

             Exhibit 13     Not Applicable

             Exhibit 16     Not Applicable

             Exhibit 18     Not Applicable

             Exhibit 19     Not Applicable

             Exhibit 22     Subsidiaries of the Registrant:
             Filed as Exhibit 22 to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             Exhibit 23     Not Applicable

             Exhibit 24     Not Applicable

             Exhibit 25     Not Applicable

             Exhibit 28     Not Applicable

             Exhibit 29     Not Applicable

             (b)       Reports on Form 8-K

             Optifund has filed no reports on Form 8-K during the last quarter of the period covered by this report.

             SIGNATURES

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           OPTIFUND, INC., Registrant



                                           Robert G. Loeb
                                           Robert G. Loeb
                                           Chief Executive Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                Title          Date

             Robert G. Loeb           Chief Executive   June 30, 1996
                                      Officer and Director
                                      (Principal Executive
                                          Officer)

             Wallace L. Estfan        President, Chief  June 30, 1996
                                      Operating Officer
                                      and Director

             Henry S. Fraenkel        Vice-President,   June 30, 1996
                                      Treasurer, Secretary
                                      and Director

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                       EXHIBITS
                                          TO
                                      FORM 10-K

              Annual Report Under Section 13 or 15 (d) of the Securities
                                 Exchange Act of 1934

                          For the Year Ended March 31, 1996

                               Commission File Number:
                                     33-15750-LA

                                    OPTIFUND, INC.
                             (Exact name of registrant as
                              specified in its charter)

                                       Arizona
                               (State of Incorporation)

                                      86-0259995
                        (I. R. S. Employer Identification No.)

                               3720 East Mountain View
                                Phoenix, Arizona 85028
                       (Address of principal executive offices)

                            Registrant's Telephone Number
                                 including area code:
                                    (602) 996-0800

                                    OPTIFUND, INC.

                            INDEX TO EXHIBITS TO FORM 10-K

             Exhibit                  Description

             Exhibit 3           Articles of Incorporation and ByLaws

             A. Articles of Incorporation and ByLaws: Filed as Exhibit to Optifund;s Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             B. Articles of Amendment to the Articles of Incorporation of Optifab, Inc. dated June 23, 1989, changing the Company's name to Optifund, Inc.

             Exhibit 4 Instruments defining the rights of securities holders, including indentures:

             A. Article IV of the Articles of Incorporation of Optifund, filed as Exhibit 4.A to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             B. Section 5 of Optifund's ByLaws filed as Exhibit 4.B to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             Exhibit 10          Material Contracts:

             A.   Stock  Option Plan  dated November  30, 1984,  filed as
             Exhibit 10.A to Optifund;s Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             B. First Amendment to Stock Option Plan dated as of December 31, 1987, filed as Exhibit 10.B to Optifund's Annual Report on Form 10-K for the year ended March 31, 1988, (File No. 33-15750-LA), and incorporated herein by reference.

             C. Consulting Agreements between the Company and John J. Anderson, Neil Shaw, Thomas Gleason, Kenneth A. MacLennan and Thomas B. Pickens III, filed as Exhibits 10.G.1 through 10.G.5., respectively, to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             D. Consulting and Option Agreements between the Company and Thomas G. Kiley, Howard W. Shannon and Jack R. Wilkinson, dated February 17, 1988, filed as Exhibit 10.1 to Optifund's Annual Report on Form 10-K for the year ended March 31, 1988, (File No. 33-15750-LA), and incorporated herein by reference.

             E. Option granted by Robert G. Loeb to Charles Markos, filed as Exhibit 10.H.3 to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             Exhibit 11     Statement re Computation of Per Share
                            Earnings.

             Exhibit 12     Not Applicable

             Exhibit 13     Not Applicable

             Exhibit 16     Not Applicable

             Exhibit 18     Not Applicable

             Exhibit 19     Not Applicable

             Exhibit 22     Subsidiaries of the Registrant:

             Filed as Exhibit 22 to Optifund's Registration Statement on Form S-18 (File No. 33-15750-LA), effective September 2, 1987, and incorporated herein by reference.

             Exhibit 23     Not Applicable

             Exhibit 24     Not Applicable

             Exhibit 25     Not Applicable

             Exhibit 28     Not Applicable

             Exhibit 29     Not Applicable

                Optifund, Inc. (formerly Optifab, Inc.) and Subsidiary

                                      EXHIBIT 11

                Statements Regarding Computation of Per Share Earnings
                                               Year Ended March 31,
                                           1994        1995        1996
             Net (loss) income          $  5925.    $  7711.    $ (9575).

             Average shares of common
             stock outstanding:  Weighted
             average Class A common shares
             outstanding              4,460,005   5,460,005   5,460,005

             Net (loss) income per common
             shares outstanding         $    -0-    $    -0-    $    -0-


































