Form 10-Q
period 1996-09-30
OPTIFUND INC
filed 1996-11-13
CIK 819201

SECURITIES AND EXCHANGE COMMISSION

                 Washington,  D.C.  20549

                         Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For Quarter Ended:               September 30, 1996

Commission File Number:    33-15750-LA


                      OPTIFUND, INC.
(Exact name of registrant as specified in its charter)

        Arizona                       86-025995
(State of incorporation)           (I.R.S. Employer
                                   Identification No.)

3720 East Mountain View, Phoenix, Arizona    85028
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

    6,460,005 shares of Class A Common Stock, no par value, as of September 30, 1996.

                       OPTIFUND, INC. AND SUBSIDIARY

                                 FORM 10-Q


Table of Contents



PART I   FINANCIAL INFORMATION                      Page

   Item 1.   Financial Statements

        A.   Consolidated Balance Sheets              3
             Sept. 30, 1996 (unaudited) &
             Sept. 30, 1995 (unaudited)

        B.   Consolidated Statements of               4
             Operations Three Months Ended
             Sept. 30, 1996 (unaudited) &
             Sept. 30, 1995 (unaudited)

        C.   Consolidated Statements of               5
             Cash Flows Three Months Ended
             Sept. 30, 1996 (unaudited) &
             Sept. 30, 1995 (unaudited)

        D.   Notes to Consolidated Financial          6
             Statements

   Item 2.   Management's Discussion and Analysis     6
             of Financial Condition and Results
             of Operations

PART II  OTHER INFORMATION                            9


SIGNATURES                                            10

                     OPTIFUND, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                              September 30,  September 30,
                                  1996           1995
                              ____________________________

		      ASSETS
CURRENT ASSETS:
 Cash                         $    13,450     $     1,465
                              ___________     ___________
 Total Current Assets         $    13,450     $     1,465

		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Accrued expenses and other
          Liabilities         $     3,000     $     2,000
                              ___________     ___________
 Total Current Liabilities    $     3,000     $     2,000

STOCKHOLDERS EQUITY:
 Common Stock                   2,484,734       2,464,734
 Accumulated Deficit           (2,474,284)     (2,466,156)
                              ___________     ___________
TOTAL STOCKHOLDERS EQUITY     $    10,450    $ (    1,422)

TOTAL LIABILITIES &
STOCKHOLDERS EQUITY           $    13,450     $       578

See notes to consolidated Financial Statements.


                      OPTIFUND, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                      Three Months Ended
                                         September 30,
                                  ___________________________
                                      1996            1995
REVENUES                          $       -0-     $       -0-

EXPENSES
  Selling, general and
    administrative expenses       $     1,271     $     1,786
                                  ___________     ___________

NET INCOME OR (LOSS)              $    (1,271)    $    (1,786)
                                  ___________     ___________
NET INCOME OR LOSS PER COMMON
   SHARE                                  -0-             -0-

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING        6,460,005       5,460,005

See notes to Consolidated Financial Statements.



                  OPTIFUND, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                       Three Months Ended
                                        September 30, 1996
                                       1996            1995
                                    _________________________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income or (Loss)                $ (1,271)        $ (1,786)
                                     _______         _________
Net Cash Used In Operations           (1,271)          (1,786)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings from stock-
       holder                       $    -0-         $  2,000
                                    ________         ________
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES           $    -0-         $  2,000
                                    ________         ________
NET INCREASE (DECREASE) IN
  CASH                              $ (1,271)        $    214
CASH, beginning of period             14,721            1,251
                                     ________        ________
CASH, end of period                 $ 13,450         $  1,465

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformance with generally accepted accounting principles have been omitted. This report should be read in conjunction with the Company's consolidated financial statements as set forth in Form 10-K filed by the Company with the Securities and Exchange Commission (the "Commission") for the year ended March 31, 1996. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As a result of continuing financial difficulties, in June 1989, the Company sold substantially all of its assets to Kamar, Inc. (Kamar). Pursuant to the terms of the purchase agreement, Kamar purchased substantially all of the Company's assets and assumed certain of the Company's liabilities and since then the Company has conducted no operations. Consequently, during the quarters ended Sept. 30, 1996, and Sept. 30, 1995, the Company had no sales and did not incur any costs of goods sold.

     The expenses incurred during the three-month periods ended
Sept. 30, 1996 and Sept. 30, 1995 were nominal.


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

         (b) Report on Form 8-K

         The Company did not file any reports on Form 8-k during the three month period ended September 30, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OPTIFUND, INC.
                              Registrant


November 11, 1996             Robert G. Loeb
Date                          Robert G. Loeb
                              Chief Executive Officer
                              and Chairman of the Board

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